Form 10-K
period 2006-12-31
CABCO SERIES 2004-1 TRUST (GOLDMAN SACHS CAPITAL I)
filed 2007-03-19
CIK 1281938

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

                  For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                        Commission file number 001-32040

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

     Securities registered pursuant to Section 12(b) of the Act: __________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of January 25, 2007, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

     (3) Report of Aston Bell, CPA is filed herewith as Exhibit 99.2.

     (4) The Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-1 Trust (Goldman Sachs Capital I) that included distribution reports to the respective Certificate holders, are incorporated herein as Exhibits 99.3 and 99.4.

(c)  Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March 2007.

CORPORATE ASSET BACKED CORPORATION
as Depositor of the
CABCO Series 2004-1 Trust (Goldman Sachs Capital I)


By: /s/ Robert D. Vascellaro
    ---------------------------------
Name: Robert D. Vascellaro
Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.    Description of Document
-----------    -----------------------
31.1           Rule 13a-14 Certification.

99.1           Trustee Statement of Compliance with respect to CABCO Series
               2004-1 Trust (Goldman Sachs Capital I).

99.2           Report of Aston Bell, Certified Public Accountant.

99.3 - 99.4*   Current Reports on Form 8-K filed by Corporate Asset Backed
               Corporation during the Fiscal Year on behalf of CABCO Series
               2004-1 Trust (Goldman Sachs Capital I) that included distribution reports to the Certificate holders: Form 8-K Reports filed on
               March 1, 2006 and August 23, 2006.

*    Previously filed with the Securities and Exchange Commission