Form 10-K
period 2007-12-31
CABCO SERIES 2004-1 TRUST (GOLDMAN SACHS CAPITAL I)
filed 2008-03-31
CIK 1281938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-32040
Corporate Asset Backed Corporation, on behalf of
CABCO Series 2004-1 Trust (Goldman Sachs Capital I)
(Exact name of registrant as specified in its charter)

Delaware	22-3281571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

445 Broad Hollow Road, Suite 239, Melville, New York (Address of Principal Executive Offices)	11747 (Zip Code)
Registrant’s telephone number, including area code: (631) 587-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each Exchange on which registered
$62,500,000 CABCO Series 2004-1 Trust (Goldman Sachs Capital I) Class A-1 Callable Certificates	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 4, 2008, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

INTRODUCTORY NOTE
The Registrant is a trust (the “Trust”) created by the Trust Agreement, dated as of March 8, 2004, between Corporate Asset Backed Corporation, as the depositor (the “Depositor”), and U.S. Bank Trust National Association, as trustee (the “Trustee”), providing for the issuance of $62,500,000 aggregate certificate principal balance of Class A-1 Callable Certificates (the “Class A-1 Certificates”) and Class B-1 Callable Certificates (the “Class B-1 Certificates”, and collectively with the Class A-1 Certificates, the “Certificates”) relating to the 6.345% Goldman Sachs Capital I Capital Securities due February 15, 2034 (the “GS Securities”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust’s assets consist primarily of $62,500,000 principal amount of the GS Securities. The Goldman Sachs Group, Inc., the guarantor of the GS Securities, is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”) (File No. 001-14965). You may read and copy any reports, statements and other information filed by The Goldman Sachs Group, Inc. with the SEC (a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC and (b) at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on The Goldman Sachs Group, Inc. and please refer to these periodic and current reports filed with the SEC.

Part I
Item 1. Business.
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties.
Not Applicable.
Item 3. Legal Proceedings.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Certificates issued by CABCO Series 2004-1 Trust (Goldman Sachs Capital I) represent investors’ interests in the Trust and are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.
The Class A-1 Certificates are listed on the New York Stock Exchange.
Item 6. Selected Financial Data.
Not Applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

(2) The Trustee’s statement of compliance with respect to the Trust Agreement is filed herewith as Exhibit 99.1.

(3) Report of Aston Bell, CPA is filed herewith as Exhibit 99.2.

(4) The Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-1 Trust (Goldman Sachs Capital I) that included distribution reports to the respective Certificate holders, are incorporated herein as Exhibits 99.3 and 99.4.

(c)	Not Applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2008.

CORPORATE ASSET BACKED CORPORATION as Depositor of the CABCO Series 2004-1 Trust (Goldman Sachs Capital I)
By:	/s/ Gabriel Melamed
	Name:	Gabriel Melamed
	Title:	Vice President

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Statement of Compliance with respect to CABCO Series 2004-1 Trust (Goldman Sachs Capital I).

99.2	Report of Aston Bell, Certified Public Accountant.

99.3 — 99.4*	Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-1 Trust (Goldman Sachs Capital I) that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 1, 2007 and August 22, 2007.

*	Previously filed with the Securities and Exchange Commission