Form 10-K
period 2008-12-31
CABCO SERIES 2004-1 TRUST (GOLDMAN SACHS CAPITAL I)
filed 2009-03-30
CIK 1281938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 24, 2009, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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
Item 1A. Risk Factors.
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
None.
Item 14. Principal Accounting Fees and Services.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2009.

CORPORATE ASSET BACKED CORPORATION as Depositor of the CABCO Series 2004-1 Trust (Goldman Sachs Capital I)
By:	/s/ Robert Vascellaro
	Name:	Robert Vascellaro
	Title:	Vice President

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Statement of Compliance with respect to CABCO Series 2004-1 Trust (Goldman Sachs Capital I).

99.2	Report of Aston Bell, Certified Public Accountant.

99.3 – 99.4*
Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-1 Trust (Goldman Sachs Capital I) that included distribution reports to the Certificate holders: Form 8-K Reports filed on February 28, 2008 and August 29, 2008.

*	Previously filed with the Securities and Exchange Commission.