Form 10-K
period 2009-12-31
CABCO SERIES 2004-1 TRUST (GOLDMAN SACHS CAPITAL I)
filed 2010-03-31
CIK 1281938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-32040
Corporate Asset Backed Corporation, on behalf of
CABCO Series 2004-1 Trust (Goldman Sachs Capital I)
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3281571 (I.R.S. Employer Identification No.)

445 Broad Hollow Road, Suite 239, Melville, New York (Address of Principal Executive Offices)	11747 (Zip Code)
Registrant’s telephone number, including area code: (631) 587-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each Exchange on which registered

$62,500,000 CABCO Series 2004-1 Trust (Goldman Sachs Capital I) Class A-1 Callable Certificates	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 4, 2009, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2010.

CORPORATE ASSET BACKED CORPORATION as Depositor of the CABCO Series 2004-1 Trust (Goldman Sachs Capital I)
By:	/s/ George Baldwin
	Name:	George Baldwin
	Title:	Vice President

EXHIBIT INDEX

Exhibit No.		Description of Document

31.1		Rule 13a-14 Certification.

99.1		Trustee Statement of Compliance with respect to CABCO Series 2004-1 Trust (Goldman Sachs Capital I).

99.2		Report of Aston Bell, Certified Public Accountant.

99.3 — 99.4	*
Current Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Series 2004-1 Trust (Goldman Sachs Capital I) that included distribution reports to the Certificate holders: Form 8-K Reports filed on February 25, 2009 and August 27, 2009.

*	Previously filed with the Securities and Exchange Commission